Form 10QSB
period 2002-06-30
DAIRENE INTERNATIONAL
filed 2004-02-05
CIK 1169745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal quarter ended: June 30, 2002
                         Commission File No. 000-49721


                             DAIRENE INTERNATIONAL
             (Exact Name of registrant as specified in its charter)


                              NEVADA                   65-0181535
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


                        8260 NW 27th Street - Suite 408
                                Miami, FL 33122
                    (Address of principal executive offices)

                                 (786) 331-4005
                        (Registrant's telephone number)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


                        APPLICABLE TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 4,078,336 shares as of January 2, 2004.

                              DAIRENE INTERNATIONAL
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2002

                                      INDEX

                                                                         Page

PART I - FINANCIAL INFORMATION
         Item 1 - Consolidated Financial Statements

         Balance  Sheets  . . . . . . . . . . . . . . . . . . . . . .       3

         Statements  of  Operations . . . . . . . . . . . . . . . . .       4

         Statements of Stockholders' Equity (Deficit) . . . . . . . .       5

         Statements of Cash Flows . . . . . . . . . . . . . . . . . .       6

         Notes to  Financial  Statements  . . . . . . . . . . . . . .    7-10


         Item 2 - Management's Discussion and Analysis and Plan of
                     Operation.......................................      11


         Item 3 - Control and Procedures.............................      11


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings..................................      12

         Item 2 - Changes in Securities and Use of Proceeds..........      12

         Item 3 - Default Upon Senior Securities.....................      12

         Item 4 - Submission of Matters to a Vote of Security Holders...   12

         Item 5 - Other Information..................................      12

         Item 6 - Exhibits and Reports on Form 8-K...................      12

         Signatures..................................................      12

                              Dairene International
                          (A Development Stage Company)
                                 Balance Sheets

                                                                June 30,          December 31,
                                                                  2002                2001
                                                            ------------------  -----------------
                                                               (Unaudited)
                          ASSETS
CURRENT ASSETS
   Cash                                                     $     2,933         $         -
   Prepaid Expenses                                                   0               2,900
                                                            ------------------  -----------------
     Total current assets                                         2,933               2,900
                                                            ------------------  -----------------



Total Assets                                                $     2,933              $2,900
                                                            ------------------  -----------------

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Bank overdraft                                           $        -          $     3,736
   Accounts payable and accruals                                 12,950              17,256
   Due related parties-shareholder                               77,519               7,519
                                                            ------------------  -----------------

            Total current liabilities                            90,469              28,511
                                                            ------------------  -----------------
Total Liabilities                                                90,469              28,511
                                                            ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred Stock $.005 par value 5 million authorized                 0                   0
shares, 0 issued
 Common stock, $0.005 par value, 15,000,000 shares
authorized; 4,078,336, and 3,879,467 issued and                  20,391              19,397
outstanding June 30, 2002, and December 31,2001
Additional Paid in Capital                                      842,634             837,628
Accumulated (Deficit)                                          (949,561)           (881,636)

Treasury Stock -200,000 shares at cost                           (1,000)             (1,000)
                                                            ------------------  -----------------
            Total Stockholders' Equity (Deficit)                (87,536)            (25,611)
                                                            ------------------  -----------------

Total Liabilities and Stockholders' Equity (Deficit)        $     2,933              $2,900
                                                            ------------------  -----------------


     The accompanying notes are an integral part of the financial statements

                              Dairene International
                          (A Development Stage Company)
                            Statements of Operations

                                          Cumulative          For the         For the          For the        For the
                                              From              Six             Six             Three          Three
                                         Oct.19, 1982          Months          Months           Months         Months
                                          (inception)          Ended           Ended            Ended          Ended
                                            Through           June 30         June 30          June 30        June 30,
                                         June 30, 2002          2002           2001             2002            2001

                                       ----------------------------------------------------------------------------------
                                                          (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)

Revenues                               $107,749           $     0              $0               $0               $0

Cost of goods sold                       86,516                 0               0                0                0
                                       ----------------------------------------------------------------------------------

     Gross Profit                        21,233                 0               0                0                0

Operating expenses                      970,794            67,925          19,573           16,012           11,331
                                       ----------------------------------------------------------------------------------

Net income (loss) before provision     (949,561)          (67,925)        (19,573)         (16,012)         (11,331)
for income taxes

Provision  for income taxes                   0                 0               0                0                0
                                       ----------------------------------------------------------------------------------

Net income (loss)                     $(949,561)        $(67,925)       $(19,573)        $(16,012)        $(11,331)
                                       ----------------------------------------------------------------------------------
     Net income (loss) per weighted                       $ (.02)       $   (.00)        $   (.00)        $   (.00)
average share, basic                                    ----------------------------------------------------------------
     Weighted average number of shares                    4,078,336       4,078,336        4,078,336        4,078,336
                                                         ----------------------------------------------------------------

     The accompanying notes are an integral part of the financial statements
                                       4

                              Dairene International
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                                        Total
                            Common       Common                             Treasury   Treasury                     Stockholders
                             Stock        Stock                 Additional    Stock      Stock       Accumulated       Equity
                           Number of       Par      Preferred    Paid-in    Number of     Cost         Deficit        (Deficit)
                            Shares        Value       Stock      Capital      Shares
                          --------------------------------------------------------------------------------------------------------
BAL. Dec. 31, 1999        3,879,467   $19,397       $0         $706,319     (200,000)  $(1,000)   $(783,171)        $(58,455)

Additional Paid In                                             85,831                             0                 85,831
Capital

 Net (Loss)Year Ended             0         0         0          0                                  (37,386)          (37,386)
December 31,  2000
                          --------------------------------------------------------------------------------------------------------

BAL.  Dec 31, 2000        3,879,467   19,397        0          792,150      (200,000)  (1,000)    (820,557)         (10,010)

Contributed Capital for                                        25,000                             0                 25,000
Imputed Rent Expense

Additional Paid in                                             20,478                             0                 20,478
Capital

 Net (Loss) Year Ended                                                                            (61,079)          (61,079)
December 31,2001

                          --------------------------------------------------------------------------------------------------------

 BALANCE, December 31,    3,879,467   $19,397       $0         $837,628     (200,000)  $(1,000)   $(881,636)        $(25,611)
2001
Adjustment of 1 for 5     198,869     994                      (994)                                                0
reverse stock split

 Contributed Capital for                                       6,000                                                6,000
    Imputed Expenses
Net Loss for the                                                                                  (67,925)          (67,925)
 Six Months Ended   June
30, 2002
                          --------------------------------------------------------------------------------------------------------
 BALANCE, June 30, 2002   4,078,336   $20,391       $0         $842,634     (200,000)  $(1,000)   $(949,561)        $(87,536)
                          ========================================================================================================

     The accompanying notes are an integral part of the financial statements

                              Dairene International
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                              Cumulative            For the               For the
                                                                  From              Six                       Six
                                                             Oct.19, 1982           Months                  Months
                                                              (inception)            Ended                   Ended
                                                                Through             June 30                June. 31
                                                             June 30, 2002          2002                     2001
                                                                                    (unaudited)           (unaudited
                                                            ---------------- ---    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $ (949,561)              $ (67,925)          $ (19,573)
Adjustments to reconcile net income (loss) to net cash
used for operations:
  Depreciation                                                        1,502                       0                   0
  Contributed capital for imputed expense                           116,831                   6,000              12,500

Change in operating assets and liabilities:
   (Increase) Decrease   in prepaid exp.                                  0                   2,900                   0
   Increase (Decrease) in accounts                                   12,950                 (4,306)              11,103
          payable & accruals
                                                            ---------------- --- -- ---------------- -- ----------------
Net cash used by operating activities                             (818,278)                (63,331)               4,030
                                                            ---------------- ---    ----------------    ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of fixed assets                                        (2,669)                       0                   0
                                                            ---------------- --- -- ---------------- -- ----------------

Net cash used by investing activities                               (2,669)                       0                   0
                                                            ---------------- ---    ----------------    ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
 Increase (Decrease) in bank overdraft                                    0                 (3,736)                   0
 Increase in shareholder and related party  loans-net                70,000                  70,000                   0
Sale of fixed assets                                                  1,167                       0                   0
Purchase of Treasury Stock                                          (1,000)                       0                   0
Forgiveness of debt                                                  34,539                       0                   0
Proceeds of common stock and                                        719,174                       0                   0
     contributed capital
                                                            ---------------- ---    ----------------    ----------------
Net cash provided by financing activities                           823,880                  66,264                   0
                                                            ---------------- ---    ----------------    ----------------

Net Increase (Decrease) in cash                                       2,933                   2,933               4,030

CASH, beginning of period                                                 0                       0               1,990
                                                            ---------------- ---    ----------------    ----------------


CASH, end of period                                         $         2,933            $       2,933     $        6,020
                                                            ===================    ==================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest Expenses                             $             0            $          0      $            0
Cash paid for Income Taxes                                  $             0            $          0      $            0


     The accompanying notes are an integral part of the financial statements

                              Dairene International
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dairene International (the "Company") was incorporated under the laws of the state of Nevada on October 19, 1982. On March 10, 1988, the Company entered into an agreement with a related party to sell, distribute and market a cholesterol-free milk substitute dairy product called Pureblend, under the Dairene(TM) brand name (see note 3). The Company was dormant from 1983 through 1985, and from 1991 to 1992.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

For purposes of the statement of cash flows, the Company treats all short-term investments with maturities of six months or less at acquisition to be cash equivalents.

Revenue Recognition

The Company's revenue is recognized upon shipping product to customers.

Development Stage Company

The Company has been in the development stage since inception (October 12, 1982). Revenues to date have been minimal.

Concentration of Risk

There were no balances at December 31, 2001 and June 30, 2002 that provided a concentration of credit risk.

Income Taxes

The Company accounts for income taxes under the accrual method established by Statement of Financial Accounting Standards (SFAS) No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences and events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on assets and liabilities using enacted rates for the year in which the differences are expected to reverse.

                              Dairene International
                          (A Development Stage Company)
                          Notes to Financial Statements

Fair value of financial instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments: cash, accounts receivable and accounts payable. The carrying amounts approximated fair value because of the demand nature of these instruments.

Net Income (Loss) per Share

Basic net income (loss) per share for each year is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income (loss) per share includes the effects of common stock equivalents to the extent they are dilutive.

Interim Financial Information

The financial statements for the six months ended June 30, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year's results.

NOTE 2 CAPITAL STOCK TRANSACTIONS

The articles of incorporation of the Company provide for the authorization of 15,000,000 shares of common stock at $0.005 par value and 5,000,000 shares of preferred stock at $0.005 par value. In 1996 the Company effected a 1-for-5 reverse common stock split.

On March 28, 1989, by resolution of board of directors, the Company approved the issuance of 40,000 shares of common stock per year as compensation to the CEO. According to management, no shares have been earned due to the Company's various years of dormancy; therefore the shares have not been issued as of June 30, 2002. On December 31, 2000, a majority shareholder forgave a balance of $34,539 due to him by the Company. It was treated as a capital contribution.

NOTE 3 LEASES

During 2001, the Company moved its offices into premises of a related party. There is currently no office lease in force. Rental expense for the years ended December 31, 2001 and 2000 was approximately $25,800 and $27,000, respectively.

NOTE 4 LEGAL MATTERS

The Company is involved in a lawsuit with its former landlord in a dispute over rent owed and repairs to be made to the property. As of December 31, 2001 and June 30, 2002, the ultimate outcome of this litigation was unknown. In the opinion of management, the outcome has no adverse effect on the financial statements.

                              Dairene International
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 5 RELATED PARTY TRANSACTIONS

On March 10, 1988, the Company entered into an agreement with a shareholder giving the Company marketing and selling rights to distribute a milk substitute product, in exchange for 800,000 shares of its common stock valued at $4,000. The Company had been dormant for several years and had no sales. During the years ended December 31, 2002 and 2001, two companies owned and operated by the majority shareholder advanced the Company loans - non-interest bearing and payable on demand. At December 31, 2001 the net related party payable balance was $ 7,519 and at June 30, 2002, the balance was $ 77,519

During the year 2001 the Company was provided with office space on a rent-free basis from a related party. The Company recorded additional paid-in capital of $25,000 as a capital contribution. During 2001, an affiliated party provided $25,000 of services. The Company recorded additional paid in capital of $25,000. During the six months ended June 30, 2002, an affiliated party provided $6,000 of services, which was recorded as additional paid in capital.

NOTE 6 INCOME TAXES

The Company has no current or deferred income tax due to its operating losses. The Company, has a federal net operating loss carry-forward at December 31, 2001 and 2000, of approximately $885,000 and $821,000, respectively, subject to annual limitations prescribed by the Internal Revenue Code, which is available to offset future taxable income through 2021. A 100% valuation allowance has been recorded to offset the net deferred taxes due from the Company's future taxes.

Deferred tax assets consist of the following:         2001              2000

 Current taxes                                $         0            $        0
 Deferred taxes                                   170,000               158,000
 Valuation allowance                             (170,000)             (158,000)
                                                ================================
                                               $        0            $        0

                              Dairene International
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 7 GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the year ended December 31, 2001 and for the six months ended June 30, 2002 the Company showed operating losses of $ 61,079, and $ 67,925 respectively and accumulated losses of $ 949,561. The accompanying financial statements indicate that current liabilities exceed current assets by $ 25,611 at December 31, 2001.and $87,536 at June 30, 2002. The Company has no established source of revenue. The Company has been involved in the research and development of its products, the development of an organizational infrastructure, and the performance of preliminary and promotional activities. The Company's ability to attain profitable operations is dependent upon establishing a steady source of revenue from the sale of its products. This raises substantial doubt about its ability to continue as a going concern. The Company's working capital deficiency, recurring losses from operations, and no established source of revenue, raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability (see Item 2 below).

NOTE 8 NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142") which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing of impairment of existing goodwill and other intangible. The Company believes that the adoption of SFAS 142 will not have a material impact on the Company's financial position and results of operations.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 relates to accounting and reporting for obligations associated with the retirement of tangible long lived assets and the related retirement costs. The Company believes that the adoption of SFAS 143 will not have a material impact on the Company's financial position and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company was originally organized as a Nevada corporation on October 19, 1982, and has been known by the name Dairene International since March 28, 1988. Our Company has developed and markets a proprietary blend of ingredients for the manufacture of (1) a cholesterol-free cow's milk product, and (2) a lactose-free vegetable milk product.

PLAN OF OPERATIONS

The Company's activities in the next 12 months will be geared toward obtaining additional licensees who will agree to purchase concentrate from us and manufacture and market Dairene products in their exclusive territories. The Company's two current licensees, which have been granted licenses for Florida and the Bahamas, have not yet begun production of our products and we are unable to give any assurance when such operations may begin. There can be no assurance that we will be successful in obtaining any additional licensees for our products.

When licensees begin manufacturing and marketing operations, our Company would then concentrate on filling orders for concentrate through independent manufacturers as well as assisting licensees in obtaining appropriate packaging and marketing for the products.

Liquidity and Capital Resources

Our Company currently has no material commitments for capital expenditures and does not expect to engage in any significant additional research and development in the next 12 months. We also do not anticipate any significant change in the number of employees. We believe that we will have sufficient capital required for our anticipated operations in the next 12 months. This may come from sales of products or sales of securities. Our capital needs are substantially dependent on the level of product sales we achieve since most of our expenses are related to this activity. In addition, our President has indicated a willingness to make available working capital needed by the Company in the next 12 months in the form of interest-free loans. There is no binding commitment, however, to provide such capital.

GOING CONCERN

The accompanying financial statements have been prepared assuming that our Company will continue as a going concern. As our Company's auditors have indicated, however, there are substantial doubts about our Company's ability to continue as a going concern (see Note 7 to the financial statements above).

Our Company is taking steps to address this situation. Our Company continues discussions with its two current licensees to assist them in commencing production of our products, and we are seeking additional licensees. Our Company remains in discussion with several dairies to begin manufacture of our products. We are also seeking additional sources of capital other than loans from our Company's president. No assurances can be provided, however, that such alternative funding sources will be located or that additional licensees or manufacturers of our products will be identified or begin production.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and principal financial and accounting officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and principal financial and accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

As  permitted  by  Commission  Rule  12b-23,   the  response  to  this  item  is
incorporated by reference from the corresponding item in our Company's report of Form 10-SB/A, filed with the Commission on December 22, 2003.

Item 2.  Changes in Securities

During the three months ended June 30, 2002, the Company issued no (0) shares of common stock.

Item 3.  Defaults Upon Senior Securities

During the three months ended June 30, 2002, there have been no defaults upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the three months ended June 30, 2002, no matters were submitted to a vote of security holders.

Item 5.  Other Information

As a material subsequent event, Barry Hough resigned as a director effective January 23, 2004. His resignation did not involve any disagreement with the policies and procedures of our Company.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits and Index of Exhibits
  99.1     Certification pursuant to rule 13a-14(a) of the exchange act - CEO
  99.2     Certification pursuant to rule 13a-14(a) of the exchange act - CFO
  99.3     Sarbanes-Oxley CEO Certification
  99.4     Sarbanes-Oxley CFO Certification

(b)      Reports on Form 8-K

           There were no reports on Form 8-K during the report period.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     DAIRENE INTERNATIONAL

Dated:   February 2, 2004                        By:  /s/ Edwin M. Golstein /s/
                                                  Edwin M. Golstein, President,
                                            Chief Executive Officer and Director

Dated:   February 2,2004                        By:  /s/ Edwin M. Golstein /s/
                                                   Chief Financial Officer