Form 10QSB
period 2002-09-30
DAIRENE INTERNATIONAL
filed 2004-02-05
CIK 1169745

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the fiscal quarter ended: September 30, 2002
                          Commission File No. 000-49721


                              DAIRENE INTERNATIONAL
             (Exact Name of registrant as specified in its charter)


             NEVADA                              65-0181535
----------------------------------------      ------------------------------
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

                              DAIRENE INTERNATIONAL
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED September 30, 2002

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

                              Dairene International
                          (A Development Stage Company)
                                 Balance Sheets

                                                                September 30,       December 31,
                                                                         2002               2001
                                                            ------------------  -----------------
                                                                  (Unaudited)
ASSETS
CURRENT ASSETS
   Cash                                                                $3,347                $ -
   Prepaid Expenses                                                         0              2,900
                                                            ------------------  -----------------
     Total current assets                                               3,347              2,900
                                                            ------------------  -----------------



Total Assets                                                           $3,347             $2,900
                                                            ------------------  -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Bank overdraft                                                        $  -             $3,736
   Accounts payable and accruals                                       11,745             17,256
   Due related parties-shareholder                                     91,797              7,519
                                                            ------------------  -----------------

            Total current liabilities                                 103,542             28,511



                                                            ------------------  -----------------
Total Liabilities                                                     103,542             28,511
                                                            ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred Stock $.005 par value 5 million authorized                       0                  0
shares, 0 issued
 Common stock, $0.005 par value, 15,000,000 shares
authorized; 4,078,336, and 3,879,467 issued and                        20,391             19,397
outstanding Sept.  30, 2002, and December 31, 2001
Additional Paid in Capital                                            845,634            837,628
Accumulated (Deficit)                                               (965,220)          (881,636)

Treasury Stock -200,000 shares at cost                                (1,000)            (1,000)
                                                            ------------------  -----------------
            Total Stockholders' Equity (Deficit)                    (100,195)           (25,611)
                                                            ------------------  -----------------

Total Liabilities and Stockholders' Equity (Deficit)                   $3,347             $2,900
                                                            ------------------  -----------------


     The accompanying notes are an integral part of the financial statements

                              Dairene International
                          (A Development Stage Company)
                            Statements of Operations

                                              Cumulative          For the         For the          For the       For the
                                                    From             Nine            Nine            Three         Three
                                            Oct.19, 1982           Months          Months           Months        Months
                                             (inception)            Ended           Ended            Ended         Ended
                                                 Through         Sept 30,       Sept. 30,       Sept.  30,      Sept. 30
                                          Sept. 30, 2002             2002            2001             2002          2001

                                       ----------------------------------------------------------------------------------
                                             (Unaudited) (Unaudited) (Unaudited)
(Unaudited) (Unaudited)

Revenues                                        $107,749               $0              $0               $0            $0

Cost of goods sold                                86,516                0               0                0             0
                                       ----------------------------------------------------------------------------------

     Gross Profit                                 21,233                0               0                0             0

Operating expenses                               986,453           83,584          28,022           15,659         8,449
                                       ----------------------------------------------------------------------------------

Net income (loss) before provision             (965,220)         (83,584)        (28,022)         (15,659)       (8,449)
for income taxes

Provision for income taxes                             0                0               0                0             0
                                       ----------------------------------------------------------------------------------

Net income (loss)                             $(965,220)        $(83,584)       $(28,022)        $(15,659)      $(8,449)
                                       ----------------------------------------------------------------------------------
     Net income (loss) per weighted                            $    (.02)      $    (.00)       $    (.00)      $  (.00)
average share, basic
                                                         ----------------------------------------------------------------
     Weighted average number of shares                          4,078,336       4,078,336        4,078,336     4,078,336
                                                         ----------------------------------------------------------------

     The accompanying notes are an integral part of the financial statements
                                       4

                              Dairene International
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                          Common         Common                         Treasury     Treasury                          Total
                               Stock      Stock              Additional     Stock       Stock      Accumulated  Stockholders
                           Number of        Par Preferred       Paid-in Number           Cost          Deficit        Equity
                              Shares      Value      Stock      Capital        of                                  (Deficit)
                                                                           Shares
                          ---------------------------------------------------------------------------------------------------
BAL. Dec. 31, 1999         3,879,467    $19,397         $0     $706,319 (200,000)    $(1,000)       $(783,171)     $(58,455)

Additional Paid In                                               85,831                                      0        85,831
Capital

 Net (Loss) Year Ended             0          0          0            0                               (37,386)      (37,386)
December 31,  2000
                          ---------------------------------------------------------------------------------------------------

BAL.  Dec 31, 2000         3,879,467     19,397          0      792,150 (200,000)     (1,000)        (820,557)      (10,010)

Contributed Capital for                                          25,000                                      0        25,000
Imputed Rent Expense

Additional Paid in                                               20,478                                      0        20,478
Capital

 Net (Loss) Year Ended                                                                                (61,079)      (61,079)
December 31,2001

                          ---------------------------------------------------------------------------------------------------

 BALANCE, December 31,     3,879,467    $19,397         $0     $837,628 (200,000)    $(1,000)       $(881,636)     $(25,611)
2001
Adjustment of 1for 5         198,869        994                   (994)                                                    0
reverse stock split

Contributed Capital for                                           9,000                                                9,000
Imputed Expenses
Net Loss for the                                                                                      (83,584)      (83,584)
 Nine Months Ended Sept.
30, 2002
                          ---------------------------------------------------------------------------------------------------
 BALANCE, Sept. 30, 2002   4,078,336    $20,391         $0     $845,634 (200,000)    $(1,000)       $(965,220)    $(100,195)
                          ---------------------------------------------------------------------------------------------------

     The accompanying notes are an integral part of the financial statements

                              Dairene International
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                 Cumulative                 For the             For the
                                                                       From                    Nine                Nine
                                                               Oct.19, 1982                  Months              Months
                                                                (inception)                   Ended               Ended
                                                                    Through                Sept. 30            Sept. 30
                                                             Sept. 30, 2002                    2002                2001
                                                                                         (unaudited)         (unaudited)
                                                            ----------------        ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $     (965,220)               $(83,584)           $(28,022)
Adjustments to reconcile net income (loss) to net cash
used for operations:
  Depreciation                                                        1,502                       0                   0
  Contributed capital for imputed expense                           119,831                   9,000              18,750

Change in operating assets and liabilities:
   (Increase) Decrease   in prepaid exp.                                  0                   2,900                   0
   Increase (Decrease) in accounts                                   11,745                 (5,511)              11,103
          payable & accruals
                                                            ---------------- --- -- ---------------- -- ----------------
Net cash used by operating activities                             (832,142)                (77,195)               1,831
                                                            ---------------- ---    ----------------    ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of fixed assets                                        (2,669)                       0                   0
                                                            ---------------- --- -- ---------------- -- ----------------

Net cash used by investing activities                               (2,669)                       0                   0
                                                            ---------------- ---    ----------------    ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
 Increase (Decrease) in bank overdraft                                    0                 (3,736)                   0
 Increase in shareholder and related party loans-net                 84,278                  84,278                   0
Sale of fixed assets                                                  1,167                       0                   0
Purchase of Treasury Stock                                          (1,000)                       0                   0
Forgiveness of debt                                                  34,539                       0                   0
Proceeds of common stock and                                        719,174                       0                   0
     contributed capital
                                                            ---------------- ---    ----------------    ----------------
Net cash provided by financing activities                           838,158                  80,542                   0
                                                            ---------------- ---    ----------------    ----------------

Net Increase (Decrease) in cash                                       3,347                   3,347               1,831

CASH, beginning of period                                                 0                       0               1,990
                                                            ---------------- ---    ----------------    ----------------


CASH, end of period                                                  $3,347                  $3,347              $3,821
                                                            ---------------- ---    ----------------    ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest Expenses                                          $0                      $0                  $0
Cash paid for Income Taxes                                               $0                      $0                  $0


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

Cash Equivalents
For purposes of the statement of cash flows, the Company treats all short-term investments with maturities of nine months or less at acquisition to be cash equivalents.

Revenue Recognition

The Company's revenue is recognized upon shipping product to customers.

Development Stage Company

The Company has been in the development stage since inception (October 12, 1982). Revenues to date have been minimal.

Concentration of Risk
There were no balances at December 31, 2001 and September 30, 2002 that provided a concentration of credit risk.

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

Interim Financial Information
The financial statements for the ninemonths ended September 30, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year's results.

NOTE 2 CAPITAL STOCK TRANSACTIONS

The articles of incorporation of the Company provide for the authorization of 15,000,000 shares of common stock at $0.005 par value and 5,000,000 shares of preferred stock at $0.005 par value. In 1996 the Company effected a 1-for-5 reverse common stock split.

 On March 28, 1989, by resolution of board of directors, the Company approved the issuance of 40,000 shares of common stock per year as compensation to the CEO. According to management, no shares have been earned due to the Company's various years of dormancy; therefore the shares have not been issued as of September 30, 2002. On December 31, 2000, a majority shareholder forgave a balance of $34,539 due to him by the Company. It was treated as a capital contribution.

NOTE 3 LEASES

During 2001, the Company moved its offices into premises of a related party. There is currently no office lease in force. Rental expense for the years ended December 31, 2001 and 2000 was approximately $25,800 and $27,000, respectively.

NOTE 4 LEGAL MATTERS

The Company is involved in a lawsuit with its former landlord in a dispute over rent owed and repairs to be made to the property. As of December 31, 2001 and September 30, 2002, the ultimate outcome of this litigation was unknown. In the opinion of management, the outcome has no adverse effect on the financial statements.

                              Dairene International
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 5 RELATED PARTY TRANSACTIONS

On March 10, 1988, the Company entered into an agreement with a shareholder giving the Company marketing and selling rights to distribute a milk substitute product, in exchange for 800,000 shares of its common stock valued at $4,000. The Company had been dormant for several years and had no sales. During the years ended December 31, 2002 and 2001, two companies owned and operated by the majority shareholder advanced the Company loans - non-interest bearing and payable on demand. At December 31, 2001 the net related party payable balance was $ 7,519 and at September 30, 2002, the balance was $ 91,797.

During the year 2001 the Company was provided with office space on a rent-free basis from a related party. The Company recorded additional paid-in capital of $25,000 as a capital contribution. During 2001, an affiliated party provided $25,000 of services. The Company recorded additional paid in capital of $25,000. During the nine months ended September 30, 2002, an affiliated party provided $9,000 of services, which was recorded as additional paid in capital.

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

                              Dairene International
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 7 GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the year ended December 31, 2001 and for the nine months ended September 30, 2002, the Company showed operating losses of $ 61,079, and $ 83,584, respectively, and accumulated losses of $ 965,220. The accompanying financial statements indicate that current liabilities exceed current assets by $25,611 at December 31, 2001.and $100,195 at September 30, 2002. The Company has no established source of revenue. The Company has been involved in the research and development of its products, the development of an organizational infrastructure, and the performance of preliminary and promotional activities. The Company's ability to attain profitable operations is dependent upon establishing a steady source of revenue from the sale of its products. This raises substantial doubt about its ability to continue as a going concern. The Company's working capital deficiency, recurring losses from operations, and no established source of revenue, raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability (see Item 2 below).

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

Item 2.  Changes in Securities

         During the three months ended September 30, 2002, the Company issued no
(0) shares of common stock.

Item 3.  Defaults Upon Senior Securities

         During the three months ended September 30, 2002, there have been no defaults upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

         During the three months ended September 30, 2002, no matters were submitted to a vote of security holders.

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


                                                     DAIRENE INTERNATIONAL

Dated:   February 2, 2004                     By:  /s/ Edwin M. Golstein /s/
                                                Edwin M. Golstein, President,
                                            Chief Executive Officer and Director

Dated:   February 2, 2004                     By:  /s/ Edwin M. Golstein /s/
                                                   Chief Financial Officer